Form 10-K
period 2024-12-31
Benchmark 2024-V11 Mortgage Trust
filed 2025-03-14
CIK 2039535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-260277-07

Central Index Key Number of the issuing entity: 0002039535

Benchmark 2024-V11 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4333490 38-4333491 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       ☐                                        Accelerated filer                                        ☐

Non-accelerated filer         ☒                                        Smaller reporting company                                        ☐

                                                                                Emerging growth company                                        ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Prime Northeast Portfolio Mortgage Loan, the Cortland West Champions Mortgage Loan, the Atlanta Decorative Arts Center Mortgage Loan and the One Park Square Mortgage Loan, which constituted approximately 6.2%, 5.6%, 3.4% and 2.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Prime Northeast Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Cortland West Champions Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Atlanta Decorative Arts Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the One Park Square Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Prime Northeast Portfolio Mortgage Loan, the Cortland West Champions Mortgage Loan, the Atlanta Decorative Arts Center Mortgage Loan and the One Park Square Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the International Plaza II Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date.  The International Plaza II Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the International Plaza II Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK5 2024-5YR10 transaction, Commission File Number 333-257991-13 (the “BANK5 2024-5YR10 Transaction”). This loan combination, including the International Plaza II Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR10 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Atrium Hotel Portfolio 24 Pack Mortgage Loan, which constituted approximately 4.8% of the asset pool of the issuing entity as of its cut-off date.  The Atrium Hotel Portfolio 24 Pack Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Atrium Hotel Portfolio 24 Pack Mortgage Loan and six other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Atrium Hotel Portfolio Trust 2024-ATRM transaction (the “AHPT 2024-ATRM Transaction”). This loan combination, including the Atrium Hotel Portfolio 24 Pack Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the AHPT 2024-ATRM Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Colony Square Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date.  The Colony Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Colony Square Mortgage Loan and fifteen other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Colony Square Mortgage Loan, was serviced under the pooling and servicing Agreement for the BMO 2024-5C7 Mortgage Trust transaction prior to the closing of the securitization of a pari passu portion of the Colony Square loan combination in the BMO 2024-5C8 Mortgage Trust transaction, Commission File Number 333-280224-03 (the “BMO 2024-5C8 Transaction”).  After the closing of the BMO 2024-5C8 Transaction on December 19, 2024, this loan combination, including the Colony Square Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BMO 2024-5C8 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the International Plaza II Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Colony Square Mortgage Loan, the Atrium Hotel Portfolio 24 Pack Mortgage Loan and the International Plaza II Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the primary servicer of the International Plaza II Mortgage Loan, the Colony Square Mortgage Loan and the Atrium Hotel Portfolio 24 Pack Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Colony Square Mortgage Loan and the Atrium Hotel Portfolio 24 Pack Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Prime Northeast Portfolio Mortgage Loan, the Cortland West Champions Mortgage Loan, the Atlanta Decorative Arts Center Mortgage Loan, the One Park Square Mortgage Loan, the International Plaza II Mortgage Loan, the Atrium Hotel Portfolio 24 Pack Mortgage Loan and the Colony Square Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BANK5 2024-5YR10 Transaction, the trust and servicing agreement for the AHPT 2024-ATRM Transaction and the pooling and servicing agreement for the BMO 2024-5C8 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Prime Northeast Portfolio Mortgage Loan, the Cortland West Champions Mortgage Loan, the Atlanta Decorative Arts Center Mortgage Loan, the One Park Square Mortgage Loan, , the International Plaza II Mortgage Loan, the Atrium Hotel Portfolio 24 Pack Mortgage Loan and the Colony Square Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the International Plaza II Mortgage Loan, the Atrium Hotel Portfolio 24 Pack Mortgage Loan and the Colony Square Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the International Plaza II Mortgage Loan, the Atrium Hotel Portfolio 24 Pack Mortgage Loan and the Colony Square Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the International Plaza II Mortgage Loan, the Atrium Hotel Portfolio 24 Pack Mortgage Loan, the Colony Square Mortgage Loan and the Atlantic Terminal Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the International Plaza II Mortgage Loan, BellOak, LLC as operating advisor of the International Plaza II Mortgage Loan and CWCapital Asset Management LLC as special servicer of the Atrium Hotel Portfolio 24 Pack Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the International Plaza II Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Atrium Hotel Portfolio 24 Pack Mortgage Loan, Greystone Servicing Company LLC as special servicer of the Colony Square Mortgage Loan and Berkadia Commercial Mortgage LLC as primary servicer of the Atlantic Terminal Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019. The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct. In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020. Oral argument on the appeal occurred on June 21, 2021. On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings. The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds. The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances. On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of Interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement. U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court. A hearing on the settlement was scheduled for March 16, 2023 and was continued to May 5, 2023. The court approved the settlement in a decision dated April 8, 2024. An appeal of the Court’s decision was filed by one party, Cobalt LLC, which is believed to be focused solely on the timing of the distribution of the $27.5 million and not with respect to CWCAM’s liability or the amount paid. The appeal brief is due on September 1, 2024. The matter was subsequently resolved by the parties and approved by the Court and no further proceedings are required. The matter is closed.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Summary judgment briefing is scheduled to conclude on June 18, 2024. Oral argument was heard on October 22, 2024 and the court has taken the arguments under consideration. The timing of a decision is unknown. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on November 5, 2024 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the International Plaza II Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK5 2024-5YR10 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK5 2024-5YR10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Atrium Hotel Portfolio 24 Pack Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the AHPT 2024-ATRM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the AHPT 2024-ATRM Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the AHPT 2024-ATRM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Colony Square Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2024-5C8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2024-5C8 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2024-5C8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1         Pooling and Servicing Agreement, dated as of November 1, 2024, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Computershare Trust Company, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 26, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

4.2          Pooling and Servicing Agreement, dated as of October 1, 2024, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, N.A., as Certificate Administrator and as Trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

4.3          Trust and Servicing Agreement, dated as of October 23, 2024, between GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Servicer, CWCapital Asset Management LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Custodian and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

4.4          Pooling and Servicing Agreement, dated as of December 1, 2024, between BMO Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Greystone Servicing Company LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Computershare Trust Company, National Association, as Trustee (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 23, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

31           Rule 13a-14(d)/15d-14(d) Certifications.

33           Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2        LNR Partners, LLC, as Special Servicer

33.3        Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4        Computershare Trust Company, National Association, as Custodian

33.5        Park Bridge Lender Services LLC, as Operating Advisor

33.6        Berkadia Commercial Mortgage LLC, as Primary Servicer with respect to the Atlantic Terminal Mortgage Loan

33.7        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Prime Northeast Portfolio Mortgage Loan (see Exhibit 33.1)

33.8        LNR Partners, LLC, as Special Servicer of the Prime Northeast Portfolio Mortgage Loan (see Exhibit 33.2)

33.9        Computershare Trust Company, National Association, as Trustee of the Prime Northeast Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.10      Computershare Trust Company, National Association, as Custodian of the Prime Northeast Portfolio Mortgage Loan (see Exhibit 33.4)

33.11      Park Bridge Lender Services LLC, as Operating Advisor of the Prime Northeast Portfolio Mortgage Loan (see Exhibit 33.5)

33.12      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cortland West Champions Mortgage Loan (see Exhibit 33.1)

33.13      LNR Partners, LLC, as Special Servicer of the Cortland West Champions Mortgage Loan (see Exhibit 33.2)

33.14      Computershare Trust Company, National Association, as Trustee of the Cortland West Champions Mortgage Loan (Omitted. See Explanatory Notes.)

33.15      Computershare Trust Company, National Association, as Custodian of the Cortland West Champions Mortgage Loan (see Exhibit 33.4)

33.16      Park Bridge Lender Services LLC, as Operating Advisor of the Cortland West Champions Mortgage Loan (see Exhibit 33.5)

33.17      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atlanta Decorative Arts Center Mortgage Loan (see Exhibit 33.1)

33.18      LNR Partners, LLC, as Special Servicer of the Atlanta Decorative Arts Center Mortgage Loan (see Exhibit 33.2)

33.19      Computershare Trust Company, National Association, as Trustee of the Atlanta Decorative Arts Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.20      Computershare Trust Company, National Association, as Custodian of the Atlanta Decorative Arts Center Mortgage Loan (see Exhibit 33.4)

33.21      Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta Decorative Arts Center Mortgage Loan (see Exhibit 33.5)

33.22      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Park Square Mortgage Loan (see Exhibit 33.1)

33.23      LNR Partners, LLC, as Special Servicer of the One Park Square Mortgage Loan (see Exhibit 33.2)

33.24      Computershare Trust Company, National Association, as Trustee of the One Park Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.25      Computershare Trust Company, National Association, as Custodian of the One Park Square Mortgage Loan (see Exhibit 33.4)

33.26      Park Bridge Lender Services LLC, as Operating Advisor of the One Park Square Mortgage Loan (see Exhibit 33.5)

33.27      Wells Fargo Bank, National Association, as Primary Servicer of the International Plaza II Mortgage Loan

33.28      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the International Plaza II Mortgage Loan (see Exhibit 33.1)

33.29      Rialto Capital Advisors, LLC, as Special Servicer of the International Plaza II Mortgage Loan (Omitted. See Explanatory Notes.)

33.30      Computershare Trust Company, National Association, as Trustee of the International Plaza II Mortgage Loan (Omitted. See Explanatory Notes.)

33.31      Computershare Trust Company, National Association, as Custodian of the International Plaza II Mortgage Loan (see Exhibit 33.4)

33.32      BellOak, LLC, as Operating Advisor of the International Plaza II Mortgage Loan (Omitted. See Explanatory Notes.)

33.33      CoreLogic Solutions, LLC, as Servicing Function Participant of the International Plaza II Mortgage Loan

33.34      Wells Fargo Bank, National Association, as Primary Servicer of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (see Exhibit 33.27)

33.35      CWCapital Asset Management LLC, as Special Servicer of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (Omitted. See Explanatory Notes.)

33.36      Computershare Trust Company, National Association, as Trustee of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (Omitted. See Explanatory Notes.)

33.37      Computershare Trust Company, National Association, as Custodian of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (see Exhibit 33.4)

33.38      Pentalpha Surveillance LLC, as Operating Advisor of the Atrium Hotel Portfolio 24 Pack Mortgage Loan

33.39      CoreLogic Solutions, LLC, as Servicing Function Participant of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (see Exhibit 33.33)

33.40      Wells Fargo Bank, National Association, as Primary Servicer of the Colony Square Mortgage Loan (see Exhibit 33.27)

33.41      Greystone Servicing Company LLC, as Special Servicer of the Colony Square Mortgage Loan

33.42      Computershare Trust Company, National Association, as Trustee of the Colony Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.43      Computershare Trust Company, National Association, as Custodian of the Colony Square Mortgage Loan (see Exhibit 33.4)

33.44      Pentalpha Surveillance LLC, as Operating Advisor of the Colony Square Mortgage Loan (see Exhibit 33.38)

33.45      CoreLogic Solutions, LLC, as Servicing Function Participant of the Colony Square Mortgage Loan (see Exhibit 33.33)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2        LNR Partners, LLC, as Special Servicer

34.3        Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4        Computershare Trust Company, National Association, as Custodian

34.5        Park Bridge Lender Services LLC, as Operating Advisor

34.6        Berkadia Commercial Mortgage LLC, as Primary Servicer with respect to the Atlantic Terminal Mortgage Loan

34.7        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Prime Northeast Portfolio Mortgage Loan (see Exhibit 34.1)

34.8        LNR Partners, LLC, as Special Servicer of the Prime Northeast Portfolio Mortgage Loan (see Exhibit 34.2)

34.9        Computershare Trust Company, National Association, as Trustee of the Prime Northeast Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.10      Computershare Trust Company, National Association, as Custodian of the Prime Northeast Portfolio Mortgage Loan (see Exhibit 34.4)

34.11      Park Bridge Lender Services LLC, as Operating Advisor of the Prime Northeast Portfolio Mortgage Loan (see Exhibit 34.5)

34.12      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cortland West Champions Mortgage Loan (see Exhibit 34.1)

34.13      LNR Partners, LLC, as Special Servicer of the Cortland West Champions Mortgage Loan (see Exhibit 34.2)

34.14      Computershare Trust Company, National Association, as Trustee of the Cortland West Champions Mortgage Loan (Omitted. See Explanatory Notes.)

34.15      Computershare Trust Company, National Association, as Custodian of the Cortland West Champions Mortgage Loan (see Exhibit 34.4)

34.16      Park Bridge Lender Services LLC, as Operating Advisor of the Cortland West Champions Mortgage Loan (see Exhibit 34.5)

34.17      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atlanta Decorative Arts Center Mortgage Loan (see Exhibit 34.1)

34.18      LNR Partners, LLC, as Special Servicer of the Atlanta Decorative Arts Center Mortgage Loan (see Exhibit 34.2)

34.19      Computershare Trust Company, National Association, as Trustee of the Atlanta Decorative Arts Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.20      Computershare Trust Company, National Association, as Custodian of the Atlanta Decorative Arts Center Mortgage Loan (see Exhibit 34.4)

34.21      Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta Decorative Arts Center Mortgage Loan (see Exhibit 34.5)

34.22      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Park Square Mortgage Loan (see Exhibit 34.1)

34.23      LNR Partners, LLC, as Special Servicer of the One Park Square Mortgage Loan (see Exhibit 34.2)

34.24      Computershare Trust Company, National Association, as Trustee of the One Park Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.25      Computershare Trust Company, National Association, as Custodian of the One Park Square Mortgage Loan (see Exhibit 34.4)

34.26      Park Bridge Lender Services LLC, as Operating Advisor of the One Park Square Mortgage Loan (see Exhibit 34.5)

34.27      Wells Fargo Bank, National Association, as Primary Servicer of the International Plaza II Mortgage Loan

34.28      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the International Plaza II Mortgage Loan (see Exhibit 34.1)

34.29      Rialto Capital Advisors, LLC, as Special Servicer of the International Plaza II Mortgage Loan (Omitted. See Explanatory Notes.)

34.30      Computershare Trust Company, National Association, as Trustee of the International Plaza II Mortgage Loan (Omitted. See Explanatory Notes.)

34.31      Computershare Trust Company, National Association, as Custodian of the International Plaza II Mortgage Loan (see Exhibit 34.4)

34.32      BellOak, LLC, as Operating Advisor of the International Plaza II Mortgage Loan (Omitted. See Explanatory Notes.)

34.33      CoreLogic Solutions, LLC, as Servicing Function Participant of the International Plaza II Mortgage Loan

34.34      Wells Fargo Bank, National Association, as Primary Servicer of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (see Exhibit 34.27)

34.35      CWCapital Asset Management LLC, as Special Servicer of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (Omitted. See Explanatory Notes.)

34.36      Computershare Trust Company, National Association, as Trustee of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (Omitted. See Explanatory Notes.)

34.37      Computershare Trust Company, National Association, as Custodian of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (see Exhibit 34.4)

34.38      Pentalpha Surveillance LLC, as Operating Advisor of the Atrium Hotel Portfolio 24 Pack Mortgage Loan

34.39      CoreLogic Solutions, LLC, as Servicing Function Participant of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (see Exhibit 34.33)

34.40      Wells Fargo Bank, National Association, as Primary Servicer of the Colony Square Mortgage Loan (see Exhibit 34.27)

34.41      Greystone Servicing Company LLC, as Special Servicer of the Colony Square Mortgage Loan

34.42      Computershare Trust Company, National Association, as Trustee of the Colony Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.43      Computershare Trust Company, National Association, as Custodian of the Colony Square Mortgage Loan (see Exhibit 34.4)

34.44      Pentalpha Surveillance LLC, as Operating Advisor of the Colony Square Mortgage Loan (see Exhibit 34.38)

34.45      CoreLogic Solutions, LLC, as Servicing Function Participant of the Colony Square Mortgage Loan (see Exhibit 34.33)

35           Servicer compliance statements.

35.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2        LNR Partners, LLC, as Special Servicer

35.3        Computershare Trust Company, National Association, as Certificate Administrator

35.4        Berkadia Commercial Mortgage LLC, as Primary Servicer with respect to the Atlantic Terminal Mortgage Loan (Omitted. See Explanatory Notes.)

35.5        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Prime Northeast Portfolio Mortgage Loan (see Exhibit 35.1)

35.6        LNR Partners, LLC, as Special Servicer of the Prime Northeast Portfolio Mortgage Loan (see Exhibit 35.2)

35.7        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cortland West Champions Mortgage Loan (see Exhibit 35.1)

35.8        LNR Partners, LLC, as Special Servicer of the Cortland West Champions Mortgage Loan (see Exhibit 35.2)

35.9        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atlanta Decorative Arts Center Mortgage Loan (see Exhibit 35.1)

35.10      LNR Partners, LLC, as Special Servicer of the Atlanta Decorative Arts Center Mortgage Loan (see Exhibit 35.2)

35.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Park Square Mortgage Loan (see Exhibit 35.1)

35.12      LNR Partners, LLC, as Special Servicer of the One Park Square Mortgage Loan (see Exhibit 35.2)

35.13      Wells Fargo Bank, National Association, as Primary Servicer of the International Plaza II Mortgage Loan

35.14      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the International Plaza II Mortgage Loan (see Exhibit 35.1)

35.15      Rialto Capital Advisors, LLC, as Special Servicer of the International Plaza II Mortgage Loan (Omitted. See Explanatory Notes.)

35.16      Wells Fargo Bank, National Association, as Primary Servicer of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (see Exhibit 35.13)

35.17      CWCapital Asset Management LLC, as Special Servicer of the Atrium Hotel Portfolio 24 Pack Mortgage Loan (Omitted. See Explanatory Notes.)

35.18      Wells Fargo Bank, National Association, as Primary Servicer of the Colony Square Mortgage Loan (see Exhibit 35.13)

35.19      Greystone Servicing Company LLC, as Special Servicer of the Colony Square Mortgage Loan (Omitted. See Explanatory Notes.)

99.1        Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.2        Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between Citi Real Estate Funding Inc. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.3        Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between Goldman Sachs Mortgage Company and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.4        Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between Barclays Capital Real Estate Inc., Barclays Capital Holdings Inc. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.5        Mortgage Loan Purchase Agreement, dated as of November 1, 2024, between Bank of Montreal and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.6        Co-Lender Agreement, dated as of October 2, 2024, by and among Bank of Montreal, as Initial BMO Note Holder, Goldman Sachs Bank USA, as Initial GS Note Holder, and German American Capital Corporation, as Initial GACC Note Holder (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.7        Co-Lender Agreement, dated as of September 4, 2024, by and between Citi Real Estate Funding Inc., as Initial Note A-1-A Holder, Citi Real Estate Funding Inc., as Initial Note A-1-B Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc. as Initial Note A-3 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.8        Agreement Between Noteholders, dated as of October 10, 2024 by and between Goldman Sachs Bank USA,  as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.9        Co-Lender Agreement, dated as of October 7, 2024, by and among Goldman Sachs Bank USA, as Initial GS Bank Note Holder, and Wells Fargo Bank, National Association, as Initial WFB Note Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.10      Agreement Between Note Holders, dated as of October 4, 2024, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.11      Co-Lender Agreement, dated as of September 24, 2024, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder, and Goldman Sachs Bank USA, as Initial Note A-3 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.12      Agreement Between Noteholders, dated as of October 10, 2024, by and between Goldman Sachs Bank USA, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on November 5, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

99.13      Primary Servicing Agreement, dated as of October 1, 2024, by and between Wells Fargo Bank, National Association and Midland Loan Services, a Division of PNC Bank, National Association (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K/A filed on December 26, 2024 under Commission File No. 333-260277-07 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)   Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 13, 2025

/s/ Matt Smith

Matt Smith, Director

Date: March 13, 2025